Form 10QSB
period 2007-09-30
Daytona Systems Inc.
filed 2007-12-10
CIK 1394778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2007
or

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Dayton Systems, Inc.
Balance Sheet
September 30, 2007

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
For the Quarter Ended September 30, 2007

Revenues	$-0-
Operating and administrative expenses	12
Income (loss) from operations	(12)
Other income (expense)	-0-
Net income (loss)	(12)
Retained Earnings, Beginning of Year	-0-
Retained Earnings, (deficit)	$(12)

The accompanying notes are an integral part of these financial statements.

Dayton Systems, Inc.
Statement of Cash Flows
For the Quarter Ended September 30, 2007

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

Item 3.

Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted and evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the

Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on July 3, 2007 (File no: 000-52713)

SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dayton Systems, Inc.

Date: October 10, 2007	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer