Form 10QSB
period 2008-06-30
Daytona Systems Inc.
filed 2008-08-01
CIK 1394778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008.
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☐	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.	☐	Yes	☐	No
———————
Transitional Small Business Disclosure Format (check one):	☐	Yes	☐	No

PART I - FINANCIAL INFORMATION

Daytona Systems, Inc.
Balance Sheet
As of June 30, 2008
(UNAUDITED)

June 2008

ASSETS
Current Assets
Checking/Savings
Rappahannock Bank	79.00

Total Checking/Savings	79.00
Total Current Assets	79.00

TOTAL ASSETS	79.00

LIABILITIES & EQUITY
Liabilities
Long Term Liabilities
18000 – Borrow from Belmont Partners	4,571.00

Total Long Term Liabilities	4,571.00

Total Liabilities	4,571.00

Equity
30100 – Capital Stock	100.00
32000 – Retained Earnings	(1,377.00)
Net Income	(3,215.00)

Total Equity	(4,492.00)

TOTAL LIABILITIES & EQUITY	79.00

3

Daytona Systems, Inc.
Profit & Loss
For the Quarter Ended June 30, 2008
(UNAUDITED)

June 2008

Ordinary Income/Expense
Expense
Edgar Services	215.00
66700 – Professional Fees	3,000.00

Total Expense	3,215.00

Net Ordinary Income	(3,215.00)

Net Income	(3,215.00)

4

Daytona Systems, Inc.
Statement of Cash Flows
For the Quarter Ended June 30, 2008
(UNAUDITED)

June 2008

OPERATING ACTIVITIES
Net Income	(3,215.00)
Adjustments to reconcile Net Income
To net cash provided by operations:
20000 – Accounts Payable	(119.00)

Net cash provided by Operating Activities	(3,334.00)

FINANCING ACTIVITIES
18000 – Borrow from Belmont Partners	3,334.00

Net cash provided by Financing Activities	3,334.00

Net cash increase for period	0.00

Cash at beginning of period	79.00

Cash at end of period	79.00

5

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended June 30, 2008, the Company did not have potentially dilative shares issued or outstanding.

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

3. Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. At June 30, 2008, the Company had 100,000 shares of common stock issued and outstanding. The Company had no common stock issued and outstanding at December 31, 2006.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Daytona Systems, Inc.

Date: August 1, 2008	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer