Form 10KSB
period 2008-12-31
Daytona Systems Inc.
filed 2009-03-06
CIK 1394778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Daytona Systems, Inc.

(Name of small business issuer in its charter)

Delaware	000-52714	20-8023589
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐ Yes			☒	No

State issuer’s revenue for its most recent fiscal year. -0-
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of December 31, 2008, the Issuer had a total of 100,000 shares of common stock issued and outstanding.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.	☒	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):	☒	Yes	☐	No

INDEX

PART I

Item 1.

Description of Business.

Item 2.

Description of Property.

Item 3.

Legal Proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

Item 7.

Financial Statements.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 8A.

Controls and Procedures.

Item 8B.

Other Information

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with   Section 16(a) of the Exchange Act.

Item 10.

Executive Compensation.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.

Certain Relationships and Related Transactions.

Item 13.

Exhibits.

Item 14.

Principal Accounting Fees and Services.

SIGNATURES

Page 2 2 2 2 2 2 2-7 7 8 8 8 8 9 9 9 10 11

Item 1.

Description of the Company

Daytona Systems, Inc., a Delaware corporation, was formed on December 18, 2006.  The company is currently seeking registration of its common stock in accordance with the Securities Exchange Act of 1934.

Item 2.

Description of Property

The Company currently maintains a mailing address at 360 Main Street, Washington, VA  22747.  The Company’s telephone number there is (540) 675-3149.

Item 3.

Legal Proceedings

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Company’s shareholders during the year ended December 31, 2008.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

Daytona Systems, Inc., (the “Company”) was originally incorporated on December 18, 2006 under the laws of the State of Delaware.  The Company was initially formed as a “blank check” entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Daytona Systems, Inc.

We have audited the accompanying balance sheets of Daytona Systems, Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related statements of income and retained earnings, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daytona Systems, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no operations, significant assets or cash flows since inception that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS Stephenson & Co., PC

Wharton, Texas

January 28, 2009

Daytona Systems, Inc.
Balance Sheet
December 31, 2008 and 2007

ASSETS	2008	2007
Current assets
Checking/Savings
Rappahannock Bank	$81	$81
Total Checking/Savings	81	81

Total current assets	81	81

TOTAL ASSETS	81	81

LIABILITIES & EQUITY
Liabilities
Current liabilities
Accounts Payable	$183	$0
Borrowings from shareholder

Total Current Liabilities	183	0

Long Term Liabilities
Borrow from Belmont Partners	4,571	0

Total Long Term Liabilities	4,571	0

TOTAL LIABILTIES	4,571	0

EQUITY
Capital Stock; Par Value $0.001	100	100
Retained Earnings	(4,773)	(19)
Additional paid in capital	0	0

TOTAL EQUITY	(4,673)	81

TOTAL LIABILITIES & EQUITY	$81	$81

The accompanying notes are an integral part of these financial statements
4

Daytona Systems, Inc.
Statements of Income and Retained Earnings
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$0	$0

Operating and administrative expenses
Edgar Filing Service	1,754	0
Bank Services Charges	0	19
Professional Fees	3,000	0
Total Expenses	4,754	19

Net Income (Loss)	(4,754)	19

Retained Earnings, beginning of period	(19)	0

Retained Earnings, End of Year	$(4,773)	$(19)

Basic and diluted earnings per share	$(0.05)	$(0)

Weighted average common shares outstanding	100,000	79,167

The accompanying notes are an integral part of these financial statements
5

Daytona Systems, Inc.
Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash Flows Provided From Investing Activities
Net income	$(4,754)	$(19)
Adjustments to reconcile net income to net cash provided
by operating activities:
Increase in accounts payable	183	0
Net cash provided (used) by operating activities	(4,571)	(19)
Cash Flows Provided From Investing Activities	0	0
Cash Flows Used By Financing Activities
Net proceeds for stock issuance	0	100
Proceeds form shareholder loans	4,571	0
Net cash provided by financing activities	4,571	100

Net increase (decrease) in cash and cash equivalents	0	81

Cash and cash equivalents, beginning of period	81	0

Cash and cash equivalents, end of period	$81	$81

The accompanying notes are an integral part of these financial statements
6

1.

Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Daytona Systems, Inc., a Delaware corporation, (the “Company”) was formed on December 18, 2006.  The Company is seeking registration of its common stock in accordance with the Securities Exchange Act of 1934.  The Company currently has no operations or significant cash flows.

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.  Revenues are recognized when earned.  Expenses are recognized in the period in which they are incurred.  The Statement of Income and Retained Earnings presents the operations of the Company for the year ended December 31, 2008 and December 31, 2007.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.  Cash and cash equivalents are stated at cost which approximates fair market value.

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding.  For the years ended December 31, 2008 and 2007 the Company did not have any potentially dilutive shares issued or outstanding.

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

2.

Going Concern

The accompanying financial statements have been prepared on the going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has no operations, significant assets or cash flows.  The Company’s continuation as a going concern is dependent on major shareholder funding and/or the Company entering into any share exchange agreement with a company who has sufficient resources.

3.

Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.  At December 31, 2008 the Company had 100,000 shares of common stock issued and outstanding.  The Company had no common stock issued and outstanding at December 31, 2007.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.

Item 8A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the periods covered by this Annual Report (December 31, 2008), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.  Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B.   Other Information.

None

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

No matter was submitted during the fiscal year ending December 31, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 12.   Certain Relationships and Related Transactions.

Noner

Item 13.   Exhibits

31.1

Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.’s

32.1

Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14.   Principal Accounting Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees.

For the fiscal year ended December 31, 2008, the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements totaled approximately $3,000.  For our fiscal year ended December 31, 2007, those fees were $3,000.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daytona Systems, Inc.

Date: March 5, 2009	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer