Form 10-Q
period 2009-06-30
Daytona Systems Inc.
filed 2010-02-05
CIK 1394778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009.
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

PART I - FINANCIAL INFORMATION

Daytona Systems, Inc.
Balance Sheet
As of June 30, 2009
(UNAUDITED)

June 2009

ASSETS
Current Assets
Checking/Savings
Rappahannock Bank	76.00

Total Checking/Savings	76.00
Total Current Assets	76.00

TOTAL ASSETS	76.00

LIABILITIES & EQUITY
Liabilities
Accounts Payable Long Term Liabilities	183.00
Borrow from Belmont Partners	4,571.00

Total Long Term Liabilities	4,571.00

Total Liabilities	4,754.00

Equity
Capital Stock	100.00
Retained Earnings	(4,773.00)
Net Income	(5.00)

Total Equity	(4,678.00)

TOTAL LIABILITIES & EQUITY	76.00

3

Daytona Systems, Inc.
Profit & Loss
For the Quarter Ended June 30, 2009
(UNAUDITED)

June 2009

Ordinary Income/Expense
Expense
Bank Charges	5.00

Total Expense	5.00

Net Ordinary Income	(5.00)

Net Income	(5.00)

4

Daytona Systems, Inc.
Statement of Cash Flows
For the Quarter Ended June 30, 2009
(UNAUDITED)

June 2009

OPERATING ACTIVITIES
Net Income	(5.00)

Adjustments to reconcile Net Income
To net cash provided by operations:
Accounts Payable	0.00

Net cash provided by Operating Activities	(5.00)

FINANCING ACTIVITIES
Borrow from Belmont Partners	0.00

Net cash provided by Financing Activities	0.00

Net cash increase for period	(5.00)

Cash at beginning of period	81.00

Cash at end of period	76.00

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended June 30, 2009, the Company did not have potentially dilative shares issued or outstanding.

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

3. Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. At June 30, 2009, the Company had 100,000 shares of common stock issued and outstanding. The Company had 100,000 shares issued and outstanding at December 31, 2008.

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

Item 3.

Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted and evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2009. Based on that evaluation, the principal executive and financial officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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