Form 10-K
period 2009-12-31
Daytona Systems Inc.
filed 2010-04-14
CIK 1394778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

(Title of Class)

———————

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required

to submit and post such files).	☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerate filer         ☐                                           Accelerated filer                               ☐

Non-accelerated filer         ☐                                           Smaller reporting company              ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
☐ Yes ☐ No
As of December 31, 2009, the Issuer had a a total of 100,000 shares of common stock issued and outstanding

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

SIGNATURES

Page 3 3 3 3 3 3 3 4-10 11 11 11 12 12 12 13 13 13 14

PART I

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Company’s shareholders during the year ended December 31, 2009.

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

Daytona Systems, Inc.
Financial Statements
December 31, 2009 and 2008

PS Stephenson & Co., P.C.
Certified Public Accountants
Wharton, Texas
Daytona Systems, Inc.
Index to Financial Statements
December 31, 2009 and 2008

Page
Number

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets	2

Statements of Operations	3

Statements of Changes in Stockholders' Equity	4

Statements of Cash Flows	5

Notes to Financial Statements	6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Daytona Systems, Inc.

We have audited the accompanying balance sheets of Daytona Systems, Inc. (a Delaware corporation) as of December 31, 2009 and 2008, and the related statements of income, stockholders equity  and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daytona Systems, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PS Stephenson & Co., PC

Wharton, Texas

April 14, 2010

Daytona Systems, Inc.
Balance Sheets
December 31, 2009 and 2008

Assets	2009	2008
Current assets

Cash and cash equivalents	$76	$81

Total current assets	76	81

Total assets	$76	$81

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$183	$183
Borrowings from shareholder	4,571	4,571
Total liabilities	4,754	4,754

Stockholders' equity
Common stock; par value $.001; 35,000,000 shares authorized;
100,000 and -0- shares issued and outstanding, respectively	100	100
Additional paid-in capital	-	-
Retained earnings	(4,778)	(4,773)
Total stockholders' equity	(4,678)	(4,673)
Total liabilities and stockholders' equity	$76	$81

The accompanying notes are an integral part of these financial statements.

6

Daytona Systems, Inc.
Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$-	$-

Operating and administrative expenses	5	4,754

Income (loss) from operations	(5)	(4,754)

Other income (expense)	-	-

Net income (loss)	$(5)	$(4,754)

Basic and diluted earnings per share	$(0.00)	(0.05)
Weighted average shares outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

7

Daytona Systems, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, Dec. 31, 2007	100,000	$100	$-	$(19)	$81

Net income (loss)	-	-	-	(4,754)	(4,754)

Balance, Dec. 31, 2008	100,000	100	-	(4,773)	(4,673)

Net income (loss)	-	-	-	(5)	(5)

Balance, Dec. 31, 2009	100,000	$100	$-	$(4,778)	$(4,678)

The accompanying notes are an integral part of these financial statements.

8

Daytona Systems, Inc.
Statements of Cash Flows
For the Year Ended December 31, 2009 and 2008

	2009	2008

Cash Flows Provided From Operating Activities
Net income	$(5)	$(4,754)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Increase in accounts payable	-	183
Net cash provided (used) by operating activities	(5)	(4,571)

Cash Flows Provided From Investing Activities	-	-

Cash Flows Used By Financing Activities
Proceeds from shareholder loans	-	4,571
Net proceeds from stock issuance	-	-
Net cash provided by financing activities	-	4,571

Net increase (decrease) in cash and cash equivalents	(5)	-

Cash and cash equivalents, beginning of year	81	81

Cash and cash equivalents, end of year	$76	$81

Supplemental disclosure
Interest paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

9

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding.  For the years ended December 31, 2009 and 2008 the Company did not have any potentially dilutive shares issued or outstanding.

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

3.

Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share.  On March 13, 2007, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100.  At December 31, 2009 the Company had 100,000 shares of common stock issued and outstanding.  The Company had 100,000 shares of common stock issued and outstanding at December 31, 2008.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

No matter was submitted during the fiscal year ending December 31, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 12.   Certain Relationships and Related Transactions.

None

Item 13.   Exhibits

31.1

Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.’s

32.1

Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14.   Principal Accounting Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees.

For the fiscal year ended December 31, 2000, the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements totaled approximately $4,000.  For our fiscal year ended December 31, 2008, those fees were $3,000.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daytona Systems, Inc.

Date: April 14, 2009	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer