Form 10-K/A
period 2009-12-31
Daytona Systems Inc.
filed 2010-05-12
CIK 1394778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

———————

(Amendment No. 1)

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

EXPLANATORY NOTE

On April 30, 2010  we received a comment letter from the Securities and Exchange Commission relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which we filed with the Securities and Exchange Commission on April 14, 2010. The primary purpose of this amendment to the Original Report is to respond to the comment letter.

We received comments on our Exhibit 31 section 302  and we are re-filing such exhibit. In this Amendment No. 1 we have revised the following:

•

Title of certifying officer has been removed at the beginning of the certification

•

Identity of Company has been added to paragraph one

•

Paragraph 4(d) changed to reference” (the registrant’s fourth fiscal quarter in the case of an annual report)”

•

The word registrant has replaced issuer in paragraphs three and five

•

Chief Financial Officer has been added to signature block as person is the same as the Chief Executive Officer.

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